Form 10-Q
period 1994-09-30
IDS SHURGARD INCOME GROWTH PARTNERS L P II
filed 1994-11-14
CIK 843023

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from           to

For Quarter Ended September 30, 1994    Commission file number 0-18494

               IDS/SHURGARD INCOME GROWTH PARTNERS, L.P. II
         (Exact name of registrant as specified in its charter)

            WASHINGTON                        91-1436174
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)

1201-3RD AVENUE, SUITE 2200, SEATTLE, WASHINGTON          98101
(Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including area code)206-624-8100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes   X    No


Part I, Item 1: Balance Sheets (unaudited)

                                                 Sept. 30,    Dec. 31,
                                                   1994         1993
                                               -----------  -----------
Assets:
  Cash and short-term investments              $   489,373  $   621,073
  Storage centers, net                          24,986,172   25,355,084
  Other assets                                     201,581      133,076
  Amortizable assets                               200,220      212,688
                                               -----------  -----------

  Total assets                                 $25,877,346  $26,321,921
                                               ===========  ===========

Liabilities and Partners' Equity (Deficit):
  Liabilities
     Accounts payable and other accrued
       expenses                                $   297,062  $   277,612
     Line of Credit                                           1,250,000
     Notes payable                               2,955,095    1,755,313
                                               -----------  -----------

     Total liabilities                         $ 3,252,157  $ 3,282,925
                                               -----------  -----------

  Partners' equity (deficit)
     Limited partners                           22,773,542   23,166,657
     General partner                              (148,353)    (127,661)
                                                ----------  -----------

     Total Partners' Equity (Deficit)           22,625,189   23,038,996
                                               -----------  -----------

     Total Liabilities and Partners'
       Equity (Deficit)                        $25,877,346  $26,321,921
                                               ===========  ===========


Part I, Item 1: Statements of Earnings (unaudited)

                                Three Months Ended    Nine Months Ended
                                     Sept. 30,            Sept. 30,
                                1994       1993       1994       1993

Revenues
  Rental                     $1,055,311 $  951,634 $3,004,481 $2,687,146
  Interest Income                 5,968        284     14,076      2,266
                             ---------- ---------- ---------- ----------

  Total Revenues             $1,061,279 $  951,918 $3,018,557 $2,689,412
                             ---------- ---------- ---------- ----------

Expenses
  Operating and
     administrative             240,335    246,218    726,112    681,943
  Property management fees       63,326     57,103    180,393    161,232
  Depreciation                  207,617    208,210    623,722    607,927
  Real estate taxes              83,595     74,515    253,765    226,366
  Interest                       58,776     45,011    177,941    117,992
  Amortization                   16,413     19,645     50,489     58,935
                            ----------- ---------- ---------- ----------

  Total Expenses             $  670,062 $  650,702 $2,012,422 $1,854,395
                             ---------- ---------- ---------- ----------

Earnings                     $  391,217 $  301,216 $1,006,135 $  835,017
                             ========== ========== ========== ==========

Earnings per unit of limited
  partnership interest       $     3.23 $     2.49 $     8.30 $     6.89
                             ========== ========== ========== ==========

Distributions per unit
  of limited partnership
  interest                   $     3.91 $     3.91 $    11.72 $    11.72
                             ========== ========== ========== ==========


Part I, Item 1: Statements of Cash Flows (unaudited)

                                              Nine Months Ended Sept. 30,
                                              --------------------------
                                                   1994         1993
                                              ------------  ------------
Operating activities:
  Earnings                                     $ 1,006,135  $   835,017
     Adjustments to reconcile earnings to net
     cash provided by operating activities:
       Depreciation and amortization               674,211      666,862
     Changes in operating accounts:
       Other assets                                (68,505)     (42,307)
       Accounts payable and other
          accrued expenses                          19,450      (84,843)
                                               -----------  -----------
  Net cash provided by operating activities      1,631,291    1,374,729
                                               -----------  -----------

Investing activities:
  Construction of and improvements
     to storage centers                           (254,810)    (119,355)
                                                ----------  -----------

Financing activities:
  Decrease in due to affiliate                                 (143,567)
  Payment of loan costs                            (38,021)
  Payments on notes payable                        (50,218)     (28,562)
  Distributions to partners                     (1,419,942)  (1,419,942)
                                                ----------  -----------
  Net cash used in financing activities         (1,508,181)  (1,592,071)
                                                ----------  -----------

Decrease in cash and short-term investments       (131,700)   (336,697)
Cash and short-term investments at
  beginning of year                                621,073      364,542
                                                ----------  -----------
Cash and short-term investments at
  end of period                                $   489,373  $    27,845
                                               ===========  ===========

Supplemental disclosures of cash flow information
  Cash paid during period for interest         $   177,941  $   117,992
                                               ===========  ===========

Supplemental disclosures of non-cash investing activities
  Liabilities incurred in connection with
     the construction of storage centers       $    ---     $   675,000
                                               ===========  ===========
Part I, Item 1:  Notes to Financial Statements

Note A -- Financial Statements Preparation:
     The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. The interim financial statements should be read in conjunction with the audited financial statements contained in the 1993 Annual Report. The results of operations for interim periods will not necessarily be indicative of the operating results for the fiscal year.
     Distributions and earnings per unit of limited partnership interest are based on the total amounts distributed and allocated to limited partners divided by the number of units outstanding during the period (115,110 for the three and nine months ended September 30, 1994 and 1993).

Note B -- Note Payable:
   During the second quarter, the Partnership converted their $1,250,000 line of credit into a seven-year adjustable rate mortgage. The new note payable, currently bears interest at 7.125% and payments will be based on a twenty-year amortization schedule, the interest rate changed August 1, 1994 and will change nine months thereafter. The LIBOR index plus 2.75% is the basis for the note payable's interest rate.

Note C -- Line of Credit:
   During the second quarter, the Partnership secured a $1,500,000 line of credit for the Chesapeake expansion project with a commercial bank, bearing interest at prime plus half a percentage point, maturing February 1995. As of September 30, 1994 there were no draws on the line of credit. The line of credit will be replaced by permanent financing upon completion of the Chesapeake expansion project.


Part I, Item 1:  Management's Discussion & Analysis

     Operating Results: Revenues increased 11% in the third quarter of 1994 to $1,061,279 from $951,918 for the corresponding quarter of 1993. The increase resulted primarily from rate increases and continued stable occupancies. Newport News North contributed $30,000 in increased revenues, while the majority of remaining stores also had significant gains. Rental rates increased to $8.16 per square foot for the third quarter of 1994 compared to $7.80 per square foot for the same quarter of 1993, while occupancies increased to 93% for the quarter compared to 91% for the same quarter of 1993.
     Total expenses rose 3% for the quarter compared to 1993. The majority of this increase was due to interest expense and real estate taxes. Interest expense increased 31% from last year's third quarter due to the Partnership drawing $1,250,000 on their line of credit during 1993 to fund the expansion at Newport News North and replenish cash reserves. Real estate taxes increased 12% due to higher property assessments at T.C. Jester, Newport News North and Kennydale. Recently the Partnership won an appeal for Kennydale's 1993 and 1994's assessed value, which will be reflected in 1994's fourth quarter.
     Investing and Financing Activities: The Partnership invested $42,000 in storage centers for security improvements at Orange and Sterling Heights and building work at Bellefield. Capital investments planned for the remaining quarter of 1994 total $17,000 for equipment and roof work at Orange. These improvements are important to maintaining the value of your investment as well as its ability to generate revenue.
     During the quarter, the Partnership also purchased 2.2 acres of land for $166,000 for the Chesapeake expansion. This project entails the construction of two one-story buildings as well as RV parking. It will add 25,000 square feet of storage space which will bring this store up to 57,000 square feet. The total project is expected to cost $1,500,000 which will be funded through a new line of credit.
     Cash Distributions: Earnings continue to improve and the Partnership has maintained a healthy cash position. This has enabled us to raise cash distributions for the third quarter of 1994 to a 6.50% annualized rate of return compared to 6.25% last quarter.


                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          IDS/SHURGARD INCOME GROWTH PARTNERS, L.P. II

Date:  November 14, 1994   By: HARRELL BECK

                              Harrell Beck
                              Chief Financial Officer and Authorized Signatory Shurgard General Partner, Inc.
                              General Partner