Form 10-Q
period 1995-03-31
IDS SHURGARD INCOME GROWTH PARTNERS L P II
filed 1995-05-15
CIK 843023

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                        OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
FOR THE QUARTER ENDED MARCH 31, 1995         COMMISSION FILE NUMBER  0-18494

                         IDS/SHURGARD INCOME GROWTH PARTNERS, L.P. II
                   (Exact name of registrant as specified in its charter)

                 Washington                            91-1436174
       (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)                Identification No.)

1201-3rd Avenue, Suite 2200, Seattle, Washington           98101
(address of principal executive offices)               (zip code)

(Registrant's telephone number, including area code)   206-624-8100

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Excahnge Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes  X       No

Part I, Item  1: Management's Discussion & Analysis



FINANCIAL HIGHLIGHTS
                                             Quarter Ended March 31,
                                                 1995          1994
                                             -----------   -----------
Average Occupancy                                   89%            88%
Revenues                                    $ 1,015,806      $ 952,880
Earnings                                      $ 295,099      $ 292,082
Distribution Rate (per $250 unit)         6.50% / $4.06  6.25% / $3.91


TO OUR PARTNERS
   We are pleased to provide you with the
financial reports for IDS/Shurgard Income
Growth Partners L.P. II for the quarter ended
March 31, 1995.
   Operating Results.  Revenues increased 7%
in the first quarter of 1995 to $1,015,806 from $952,880 for the corresponding quarter of 1994. The increase resulted primarily from a 7.7% increase in the average rental rate per square foot and continued stable occupancies. Kenneydale and Newport News
North storage centers contributed the largest revenue gain in your Partnership of $23,000 and $16,000, respectively. Occupancies remained stable at an average of 89% at March
31, 1995 compared to 88% one year ago.
   Total expenses rose 9% for the quarter
compared to 1994.  Operating and
administrative expenses increased 17% due to
1) timing of investor relation expenses, 2)
increased payout of tenant claims, and 3) increased postage and supply costs.
Additionally, interest rates rose from 6.5%
at March 31,1994 to 9.625% at March 31, 1995
causing a $9,700 increase in interest
expense.
   Investing Activities.  The Partnership
invested approximately $475,000 during the first quarter of 1995 to expand the Chesapeake center. This project entails the construction of two, one-story buildings totaling approximately 26,000 square feet of storage space, as well as the addition of 2,400 square feet of RV parking. The first units in the new addition opened the beginning of April. The remaining costs of approximately $437,000 will be primarily funded from the Partnership's line of credit.
   Additionally, other capital improvements planned for the remaining three quarters total approximately $48,000 including pavement, ground, and building improvements at the Bellefield center as well as pavement work at the Sterling Heights center. These improvements are important to maintaining the value of your investment as well as its ability to generate revenue.
   Financing Activities. During the quarter, the Partnership drew $185,000 on their $1,500,000 line of credit in order to fund the Chesapeake buildout. As of May 1, 1995 the Partnership converted the $1,500,000 line of credit to an $850,000 non-revolving line of credit, maturing May 1, 1997. The
Partnership plans to pay off this line of credit from operating cashflow over the next two years.
   If you have any questions regarding your investment, please contact your American
Express Financial Advisor or call Shurgard
Investor Relations at 800-955-2235.

Sincerely,


Janis E. Miller                    Charles K. Barbo
President                          General Partner
IDS Partnership                    Shurgard Associates L.P. II
Services Corporation

Part I, Item 1: Balance Sheets (unaudited)

BALANCE SHEETS
                                                        Mar. 31,        Dec. 31,
Unaudited                                                 1995            1994
                                                    -------------   ------------
Assets:
  Cash and cash equivalents                         $    121,991     $   384,867
  Storage centers, net                                25,395,804      25,126,512
  Other assets                                           157,294         174,768
  Amortizable assets                                     162,149         179,874
                                                    -------------    -----------
               Total Assets                         $ 25,837,238     $25,866,021
                                                    =============    ===========
Liabilities and Partners' Equity (Deficit):
  Liabilities
     Accounts payable and other accrued expenses    $    306,046     $   287,165
     Construction payable                                154,373         173,572
     Line of credit                                      185,000
     Notes payable                                     2,922,013       2,938,331
                                                    -------------    -----------
               Total Liabilities                       3,567,432       3,399,068
                                                    -------------    -----------
  Partners' equity (deficit)
     Limited partners                                 22,435,927      22,623,217
     General partner                                    (166,121)      (156,264)
                                                    -------------    -----------
               Total Partners' Equity (Deficit)       22,269,806      22,466,953
                                                    -------------    -----------
               Total Liabilities and Partners'
                 Equity (Deficit)                   $ 25,837,238    $ 25,866,021
                                                    =============   ============

Part I, Item 1: Staements of Earnings (unaudited)

STATEMENTS OF EARNINGS

                                                      Three Months Ended Mar.31,
Unaudited                                                1995             1994
                                                      ----------    ------------
Revenues:
  Rental                                            $   1,013,765   $    949,203
  Interest income                                           2,041          3,677
                                                      -----------    -----------
               Total Revenues                           1,015,806        952,880
                                                      -----------    -----------
Expenses:
  Operating and administrative                            275,402        236,133
  Property management fees                                 60,791         56,948
  Depreciation                                            209,318        208,105
  Real estate taxes                                        92,368         86,575
  Interest                                                 65,103         55,374
  Amortization                                             17,725         17,663
                                                      -----------    -----------
               Total Expenses                             720,707        660,798
                                                      -----------    -----------
Earnings                                            $     295,099    $   292,082
                                                      ===========    ===========
Earnings per unit of limited partnership interest   $        2.44    $      2.41
                                                      ===========    ===========
Distributions per unit of limited
    partnership interest                            $       4.06     $      3.91
                                                      ===========    ===========

Part I, Item 1: Statements of Cash Flows (unaudited)


STATEMENTS OF CASH FLOWS
                                                      Three Months Ended Mar.31,
Unaudited                                                 1995             1994
                                                      -------------    ---------
Operating activities:
  Earnings                                          $    295,099     $   292,082
     Adjustments to reconcile earnings to
       net cash provided by operating activities:
       Depreciation and amortization                     227,043         225,768
     Changes in operating accounts:
       Other assets                                       17,474        (10,721)
       Accounts payable and other accrued expenses        18,881        (61,446)
                                                      -----------    -----------
     Net cash provided by operating activities           558,497         445,683
                                                      -----------    -----------
Investing activities:
  Construction of and improvements to
     storage centers                                    (497,809)       (10,378)
                                                      -----------    -----------
Financing activities:
  Payment of loan costs                                                 (11,741)
  Proceeds from line of credit                           185,000
  Payments on notes payable                              (16,318)       (10,107)
  Distributions to partners                             (492,246)      (473,314)
                                                      -----------    -----------
     Net cash used in financing activities              (323,564)      (495,162)
                                                      -----------    -----------
Decrease in cash and cash equivalents                   (262,876)       (59,857)
Cash and cash equivalents at beginning of year           384,867         621,073
Cash and cash equivalents at end of period          $    121,991     $   561,216
                                                    =============    ===========
Supplemental disclosures of cash flow information:
  Cash paid during period for interest              $     65,103     $    55,374
                                                    =============    ===========

Part I, Item 1: Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS
Note A -- Financial Statements Preparation
     The interim financial statements are
unaudited but reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. The interim financial statements should be read in conjunction with the audited financial statements contained in the 1994 Annual Report. The results of operations for interim periods will not necessarily be indicative of the operating results for the fiscal year.
     Distributions and earnings per unit of
limited partnership interest are based on the total amounts distributed and allocated to limited partners divided by the number of units outstanding during the period (115,110 for the three months ended March 31, 1995 and
1994).

Note B -- Line of Credit
   During the quarter, the Partnership drew
$185,000 on their $1,500,000 line of credit in order to fund the Chesapeake buildout. As of May 1, 1995 the Partnership converted the $1,500,000 line of credit to an $850,000 non-revolving line of credit, maturing May 1, 1997. The Partnership plans to pay off this line of credit from operating cashflow over the next two years.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the reqistrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          IDS/SHURGARD INCOME GROWTH PARTNERS, L.P. II

Date: May 15,1995           By: HARRELL BECK
                                Harrell Beck
                                Chief Financial Officer and Authorized Signatory Shurgard General Partner, Inc.
                                General Partner