Form 10-Q
period 1995-06-30
IDS SHURGARD INCOME GROWTH PARTNERS L P II
filed 1995-09-01
CIK 843023

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1995

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

For Quarter Ended June 30, 1995    Commission file number 0-18494

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

PART I ITEM I  FANANCIAL STATEMENTS

BALANCE SHEETS
                                                       June 30,       December 31,
Unaudited                                               1995              1994
                                                    -------------     -------------
Assets:
  Cash and cash equivalents                         $    146,525      $   384,867
  Storage centers, net                                25,260,049       25,126,512
  Other assets                                           141,137          174,768
  Amortizable assets                                     144,425          179,874
                                                    -------------     -------------
               Total Assets                         $ 25,692,136      $25,866,021
                                                    =============     =============
Liabilities and Partners' Equity (Deficit):
  Liabilities
     Accounts payable and other accrued expenses    $    265,682      $   287,165
     Construction payable                                  5,000          173,572
     Line of credit                                      415,000
     Notes payable                                     2,906,126        2,938,331
                                                    -------------     -------------
               Total Liabilities                       3,591,808        3,399,068
                                                    -------------     -------------
  Partners' equity (deficit)
     Limited partners                                 22,274,923       22,623,217
     General partner                                    (174,595)        (156,264)
                                                    -------------     -------------
               Total Partners' Equity (Deficit)       22,100,328       22,466,953
                                                    -------------     -------------
               Total Liabilities and Partners'
                 Equity (Deficit)                   $ 25,692,136      $25,866,021
                                                    =============     =============

STATEMENTS OF EARNINGS

                                Three Months Ended June 30,Six Months Ended June 30,
                                 ---------------------------------------------------
Unaudited                             1995        1994         1995         1994
                                  -----------------------  -----------  -----------
Revenues:
  Rental                           $1,050,894  $  999,967   $2,064,659  $1,949,170
  Interest income                       1,732       4,431        3,773       8,108
                                   ----------- -----------  ----------- -----------
               Total Revenues       1,052,626   1,004,398    2,068,432   1,957,278
                                   ----------- -----------  ----------- -----------
Expenses:
  Operating and administrative        284,589     249,644      559,991     485,777
  Property management fees             63,088      60,119      123,879     117,067
  Depreciation                        205,848     208,000      415,166     416,105
  Real estate taxes                    88,190      83,595      180,558     170,170
  Interest                             70,419      63,791      135,522     119,165
  Amortization                         17,724      16,413       35,449      34,076
                                   ----------- -----------  ----------- -----------
               Total Expenses         729,858     681,562    1,450,565   1,342,360
                                   ----------- -----------  ----------- -----------
Earnings                           $  322,768  $   322,836  $  617,867  $  614,918
                                   =========== ===========  =========== ===========
Earnings per unit of limited
  partnership interest             $     2.66  $     2.66   $     5.10  $     5.07
                                   =========== ===========  =========== ===========
Distributions per unit of limited
  partnership interest             $     4.06  $     3.91   $     8.13  $     7.81
                                   =========== ===========  =========== ===========

STATEMENTS OF CASH FLOWS
                                                        Six Months Ended June 30,
                                                       -----------------------------
Unaudited                                                  1995           1994
                                                     -------------  -------------
Operating activities:
  Earnings                                             $   617,867    $   614,918
     Adjustments to reconcile earnings to net cash
      provided by operating activities:
       Depreciation and amortization                       450,615        450,181
     Changes in operating accounts:
       Other assets                                         33,631        (14,562)
       Accounts payable and other accrued expenses         (16,483)       (39,087)
                                                       -------------  -------------
     Net cash provided by operating activities           1,085,630      1,011,450
                                                       -------------  -------------
Investing activities:
  Construction of and improvements to storage centers     (722,275)       (42,954)
                                                       -------------  -------------
Financing activities:
  Payment of loan costs                                                   (38,021)
  Proceeds from line of credit                             415,000
  Payments on notes payable                                (32,205)       (32,963)
  Distributions to partners                               (984,492)      (946,628)
                                                       -------------  -------------
     Net cash used in financing activities                (601,697)    (1,017,612)
                                                       -------------  -------------
Decrease in cash and cash equivalents                     (238,342)       (49,116)
Cash and cash equivalents at beginning of year             384,867        621,073
                                                       -------------  -------------
Cash and cash equivalents at end of period             $   146,525    $   571,957
                                                       =============  =============
Supplemental disclosures of cash flow information:
  Cash paid during period for interest                 $   135,522    $   119,165
                                                       =============  =============


NOTES TO FINANCIAL STATEMENTS

Note A -- Financial Statements Preparation
     The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.
These adjustments consist primarily of normal recurring accruals. The interim financial statements should be read in conjunction with the audited financial statements contained in the 1994 Annual Report. The results of operations for interim periods will not necessarily be indicative of the operating results for the fiscal year.
     Distributions and earnings per unit of limited partnership interest are based on the total amounts distributed and allocated to limited partners divided by the number of units outstanding during the period (115,110 for the three and six months ended June 30, 1995 and 1994).

Note B _- Line of Credit
   As of May 1, 1995, the Partnership converted the $1,500,000 line of credit to an $850,000 non-revolving line of credit with an interest rate of prime plus one half, maturing May 1, 1997. During the quarter, the Partnership drew $230,000 on the line of credit in order to fund the Chesapeake buildout. The Partnership plans to pay off this line of credit from operating cashflow over the next two years.


PART 1, ITEM 2  MANAGEMENTS' DISCUSSION AND ANALYSIS

   Operating Results - The Partnership's rental revenues for the second quarter increased 5% to $1,050,894 from $999,967 for the corresponding quarter of 1994. The increase resulted primarily from a 6% increase in the average rental rate per square foot. Although the average occupancy for the Partnership decreased from 94% at June 30, 1994 to 89% at June 30, 1995, this decrease reflects only the increased space available due to the expansion at the Chesapeake Storage center, which opened April 1, 1995. The remaining storage centers in your Partnership on average remained stable compared to last quarter at this time. Orange, Kennydale and Newport News North storage centers contributed the largest revenue gains in your Partnership of $25,000 $17,000 and 11,000, respectively.

   Earnings for the quarter remained stable compared with last quarter at this time, as expense increases offset the revenue gains. Total expenses rose 7% for the quarter compared to 1994. Operating and administrative expenses increased 14% primarily due to 1) the timing of investor service expenses and the increase in printing costs for the Partnership's quarterly and annual reports and 2) increased personnel costs due to additional hours worked by managers. Additionally, interest rates rose from 7.125% at June 30, 1994 to 9.625% at June 30, 1995 on a commercial bank note totaling approximately $1,215,000, causing a $6,600 increase in interest expense.

   Investing Activities - The Partnership invested approximately $213,000 during the second quarter of 1995 to expand the Chesapeake center. This project entailed the construction of two, one-story buildings totaling approximately 26,000 square feet of storage space, as well as the addition of 2,400 square feet of RV parking. The total cost of this project was approximately $1,200,000. The expansion opened the beginning of April and is currently 41% occupied.

   Additionally, other capital improvements planned for the remaining two quarters total approximately $51,000 including pavement, ground, and building improvements at the Bellefield center as well as pavement work at the Sterling Heights center. These improvements are important to maintaining the value of your investment as well as its ability to generate revenue.

   Financing Activities - As of May 1, 1995, the Partnership converted the $1,500,000 line of credit to an $850,000 non-revolving line of credit with an interest rate of prime plus one half, maturing May 1, 1997. During the quarter, the Partnership drew $230,000 on the line of credit in order to fund the Chesapeake buildout. The Partnership plans to pay off this line of credit from operating cashflow over the next two years.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       IDS/SHURGARD INCOME GROWTH PARTNERS, L.P. II

Date:  August 31, 1995 By: HARRELL BECK
                           --------------------------------------
                           Harrell Beck
                           Treasurer and Authorized Signatory
                           Shurgard General Partner, Inc.
                           General Partner