Form 10-Q
period 1995-09-30
IDS SHURGARD INCOME GROWTH PARTNERS L P II
filed 1995-11-14
CIK 843023

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1995

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

For Quarter Ended September 30, 1995    Commission file number 0-18494

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

PART I ITEM I  FINANCIAL STATEMENTS

BALANCE SHEETS
                                                       Sept 30,       December 31,
Unaudited                                               1995              1994
                                                    -------------     ------------
Assets:
  Cash and cash equivalents                         $    331,658      $   384,867
  Storage centers, net                                25,083,816       25,126,512
  Other assets                                           159,062          174,768
  Amortizable assets                                     126,701          179,874
                                                    -------------     ------------
               Total Assets                         $ 25,701,237      $25,866,021
                                                    =============     ============
Liabilities and Partners' Equity (Deficit):
  Liabilities
     Accounts payable and other accrued expenses    $    323,147      $   287,165
     Construction payable                                                 173,572
     Line of credit                                      470,000
     Notes payable                                     2,887,501        2,938,331
                                                    -------------     ------------
               Total Liabilities                       3,680,648        3,399,068
                                                    -------------     ------------
  Partners' equity (deficit)
     Limited partners                                 22,199,170       22,623,217
     General partner                                    (178,581)        (156,264)
                                                    -------------     ------------
               Total Partners' Equity (Deficit)       22,020,589       22,466,953
                                                    -------------     ------------
               Total Liabilities and Partners'
                 Equity (Deficit)                   $ 25,701,237      $25,866,021
                                                    =============     ============

STATEMENTS OF EARNINGS

                                Three Months Ended Sept 30,Nine Months Ended Sept 30,
                                 --------------------------------------- -----------
Unaudited                             1995        1994         1995         1994
                                  -----------------------  -----------  ----------
Revenues:
  Rental                           $1,132,784  $1,055,311   $3,197,443  $3,004,481
  Interest income                       2,950       5,968        6,723      14,076
                                   ----------- -----------  ----------- ----------
               Total Revenues       1,135,734   1,061,279    3,204,166   3,018,557
                                   ----------- -----------  ----------- ----------
Expenses:
  Operating and administrative        261,521     240,335      821,512     726,112
  Property management fees             67,927      63,326      191,806     180,393
  Depreciation                        219,527     207,617      634,693     623,722
  Real estate taxes                    87,410      83,595      267,968     253,765
  Interest                             69,118      58,776      204,640     177,941
  Amortization                         17,724      16,413       53,173      50,489
                                   ----------- -----------  ----------- ----------
               Total Expenses         723,227     670,062    2,173,792   2,012,422
                                   ----------- -----------  ----------- ----------
Earnings                           $  412,507  $  391,217  $ 1,030,374   1,006,135
                                   =========== ===========  =========== ==========
Earnings per unit of limited
  partnership interest             $     3.40  $     3.23   $     8.50  $     8.30
                                   =========== ===========  =========== ==========
Distributions per unit of limited
  partnership interest             $     4.06  $     3.91   $    12.19  $    11.72
                                   =========== ===========  =========== ==========

STATEMENTS OF CASH FLOWS
                                                        Nine Months Ended Sept 30,
                                                       ---------------------------
Unaudited                                                  1995           1994
                                                     -------------  -------------
Operating activities:
  Earnings                                             $ 1,030,374    $ 1,006,135
     Adjustments to reconcile earnings to net cash
      provided by operating activities:
       Depreciation and amortization                       687,866        674,211
     Changes in operating accounts:
       Other assets                                         15,706        (68,505)
       Accounts payable and other accrued expenses          35,982         19,450
                                                       -------------  ------------
     Net cash provided by operating activities           1,769,928      1,631,291
                                                       -------------  ------------
Investing activities:
  Construction of and improvements to storage centers     (765,569)      (254,810)
                                                       ------------  -------------
Financing activities:
  Payment of loan costs                                                   (38,021)
  Proceeds from line of credit                             470,000
  Payments on notes payable                                (50,830)       (50,218)
  Distributions to partners                             (1,476,738)    (1,419,942)
                                                       -------------  ------------
     Net cash used in financing activities              (1,057,568)    (1,508,181)
                                                       -------------  ------------
Decrease in cash and cash equivalents                      (53,209)      (131,700)
Cash and cash equivalents at beginning of year             384,867        621,073
                                                       -------------  ------------
Cash and cash equivalents at end of period             $   331,658    $   489,373
                                                       =============  ============
Supplemental disclosures of cash flow information:
  Cash paid during period for interest                 $   204,640    $   177,941
                                                       =============  ============


NOTES TO FINANCIAL STATEMENTS

Note A -- Financial Statements Preparation
     The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.
These adjustments consist primarily of normal recurring accruals. The interim financial statements should be read in conjunction with the audited financial statements contained in the 1994 Annual Report. The results of operations for interim periods will not necessarily be indicative of the operating results for the fiscal year.
     Distributions and earnings per unit of limited partnership interest are based on the total amounts distributed and allocated to limited partners divided by the number of units outstanding during the period (115,110 for the three and nine months ended September 30, 1995 and 1994).

Note B _- Line of Credit
   As of May 1, 1995, the Partnership converted the $1,500,000 line of credit to an $850,000 non-revolving line of credit with an interest rate of prime plus one half, maturing May 1, 1997. During the quarter, the Partnership drew $55,000 on the line of credit in order to fund the Chesapeake buildout. The available balance on this line of credit is $380,000. The Partnership plans to pay off this line of credit from operating cashflow over the next two years.

PART 1, ITEM 2  MANAGEMENTS' DISCUSSION AND ANALYSIS

   Operating Results - The Partnership's rental revenues and earnings for the third quarter increased $77,000 and $21,300, respectively over the same quarter last year. The rental revenue increase resulted primarily from a 7% increase in the average rental rate per square foot. Although the average occupancy for the Partnership decreased from 93% at September 30, 1994 to 90% at September 30, 1995, this decrease reflects the increased space available due to the expansion at the Chesapeake storage center, which opened April 1, 1995. The Orange, Sterling, and Chesapeake storage centers contributed the largest revenue gains in your Partnership of $14,500, $15,000 and $17,600 respectively.

   Total expenses rose 8% for the third quarter of 1995 compared to the same quarter in 1994. Operating and administrative expenses increased 8% primarily due to 1) the increase in postage and supply costs, 2) increased payout in tenant claims and foreclosure expenses and 3) the increase in utility expenses at the Chesapeake storage center due to the new expansion. Additionally, interest rates rose from 7.125% at September 30, 1994 to 8.5% at September 30, 1995 on a commercial bank note totaling approximately $1,215,000. This caused a $10,300 increase in interest expense from the third quarter of 1994 to the third quarter of 1995.

   Investing Activities - During late 1994 and 1995 the Partnership invested approximately $1,200,000 to expand the Chesapeake storage center. This project entailed the construction of two, one-story buildings totaling approximately 26,000 square feet of storage space, as well as the addition of 2,400 square feet of RV parking. The expansion opened the beginning of April and is currently 74% occupied.

Additionally, capital improvements year-to-date for the remaining storage centers totaled $56,000 which included pavement work at the Sterling Heights and Bellefield storage centers as well as security upgrades at the Orange storage center. Planned improvements for the fourth quarter total approximately $13,000. These improvements are important to maintaining the value of your investment as well as its ability to generate revenue.

   Financing Activities - As of May 1, 1995, the Partnership converted the $1,500,000 line of credit to an $850,000 non-revolving line of credit with an interest rate of prime plus one half, maturing May 1, 1997. During the quarter, the Partnership drew $55,000 on the line of credit in order to fund the Chesapeake buildout. The Partnership plans to pay off this line of credit from operating cashflow over the next two years.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       IDS/SHURGARD INCOME GROWTH PARTNERS, L.P. II

Date:  November 13, 1995 By: HARRELL BECK
                           --------------------------------------
                           Harrell Beck
                           Treasurer and Authorized Signatory
                           Shurgard General Partner, Inc.
                           General Partner