Form 10-Q
period 1996-03-31
IDS SHURGARD INCOME GROWTH PARTNERS L P II
filed 1996-05-07
CIK 843023

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

For Quarter Ended March 31, 1996    Commission file number 0-18494

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

PART I ITEM I  FINANCIAL STATEMENTS

BALANCE SHEETS

                                                     Mar. 31,      Dec. 31,
Unaudited                                             1996           1995
                                                    ---------    -----------

Assets:
  Cash and cash equivalents                           $367,914   $  455,167
  Storage centers, net                              24,748,826   24,965,503
  Other assets                                         193,561      155,712
  Amortizable assets                                    91,253      108,977
                                                    ----------  -----------
               Total Assets                        $25,401,554  $25,685,359
                                                   ============ ============
Liabilities and Partners' Equity (Deficit):
  Liabilities
     Accounts payable and other accrued expenses    $ 270,026    $  388,930
     Line of credit                                   470,000       470,000
     Notes payable                                  2,849,503     2,867,661
                                                    ----------   -----------
               Total Liabilities                    3,589,529     3,726,591
                                                    ----------   -----------
  Partners' equity (deficit)
     Limited partners                               22,001,034   22,140,440
     General partner                                 (189,009)    (181,672)
                                                   ----------   -----------
        Total Partners' Equity (Deficit)            21,812,025   21,958,768
                                                   ----------   -----------
       Total Liabilities and Partners'
                Equity (Deficit)                  $ 25,401,554 $ 25,685,359
                                                   ============ ===========

STATEMENTS OF EARNINGS

                                                   Three Months Ended Mar.31,
Unaudited                                             1996            1995
                                                    ---------    ----------
Revenue:
  Rental                                            $1,092,790   $1,013,765
  Interest income                                        5,234        2,041
                                                   ----------   ------------
               Total Revenue                         1,098,024    1,015,806
                                                   ----------   ------------
Expenses:
  Operating and administrative                         293,068      275,402
  Property management fees                              65,568       60,791
  Depreciation                                         216,677      209,318
  Real estate taxes                                     89,667       92,368
  Interest                                              69,817       65,103
  Amortization                                          17,724       17,725
                                                    ----------   ------------
               Total Expenses                          752,521      720,707
                                                    ----------   ------------
Earnings                                            $  345,503   $  295,099
                                                    ===========  ===========
Earnings per unit of limited partnership interest   $     2.85   $     2.44
                                                    ===========  ===========
Distributions per unit of limited
        partnership interest                        $     4.06   $     4.06
                                                    ===========  ===========

STATEMENTS OF CASH FLOWS
                                                    Three Months Ended Mar.31,
Unaudited                                             1996           1995
                                                    ----------    ----------
Operating activities:
  Earnings                                          $345,503     $ 295,099
     Adjustments to reconcile earnings to
     net cash provided by operating activities:
       Depreciation and amortization                 234,401       227,043
     Changes in operating accounts:
       Other assets                                  (37,849)       17,474
       Accounts payable and other accrued expenses  (118,904)       18,881
                                                    ----------   ----------
     Net cash provided by operating activities       423,151       558,497
                                                    ----------   ----------
Investing activities:
  Construction of and improvements to
               storage centers                          ---       (497,809)
                                                    ----------   ----------
Financing activities:
  Proceeds from line of credit                                     185,000
  Payments on notes payable                          (18,158)      (16,318)
  Distributions to partners                         (492,246)     (492,246)
                                                    ----------   ----------
     Net cash used in financing activities          (510,404)     (323,564)
                                                    ----------   ----------
Decrease in cash and cash equivalents                (87,253)     (262,876)
Cash and cash equivalents at beginning of year       455,167       384,867
                                                    ----------   ----------
Cash and cash equivalents at end of period          $367,914     $ 121,991
                                                   ==========   ===========
Supplemental disclosures of cash flow information:
  Cash paid during period for interest              $ 69,817     $65,103
                                                   ==========   ===========


NOTES TO FINANCIAL STATEMENTS
Note A  Financial Statements Preparation
     The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.
These adjustments consist primarily of normal recurring accruals. The interim financial statements should be read in conjunction with the audited financial statements contained in the 1995 Annual Report. The results of operations for interim periods will not necessarily be indicative of the operating results for the fiscal year.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses during the reporting period. Actual results can differ from those estimates.
     Distributions and earnings per unit of limited partnership interest are based on the total amounts distributed and allocated to limited partners divided by the number of units outstanding during the period (115,110 for the three months ended March 31, 1996 and 1995).

PART 1, ITEM 2  MANAGEMENTS' DISCUSSION AND ANALYSIS

   Operating Results. The Partnership's performance continues to improve with earnings up $50,400 or 17% over the same quarter last year. Rental revenue increased $79,000 or 8% in the first quarter of 1996 compared to the corresponding quarter of 1995. The increase resulted primarily from a 6% increase in the average rental rate per square foot as well as the increase in revenue from storage center expansions. Kennydale, Newport News North and Leesburg storage centers contributed the largest revenue gains in your Partnership of $25,800 $15,600, and $12,500, respectively. Occupancies decreased two percentage points from 89% at March 31, 1995 to 87% at March 31, 1996.
   Total expenses rose 4% for the quarter compared to 1995. Operating and administrative expenses increased 6% over last year at this same time. The majority of this increase resulted from additional hours worked by the store mangers and increased salaries. Interest expense also rose 7% due to the additional borrowings on the Partnership's line of credit since March 31, 1995.
   Cash Activities. The Partnership continues to investigate various alternatives to provide the limited partners with greater liquidity. Costs incurred by the Partnership in exploring various alternative transactions totaled approximately $61,000. Whether and when the Partnership will reach agreement regarding the implementation of any of the various alternatives will depend on a number of factors. There can be no assurance that any agreement will be reached, or if reached, that the transactions contemplated thereby will be consummated.
   Capital improvements planned for the remaining three quarters of 1996 total approximately $91,000 and include pavement, lighting and security upgrades at the Orange storage center as well as pavement work at the Sterling Heights, Kennydale and Bellefield storage centers. These improvements are important to maintaining the value of your investment as well as its ability to generate revenue.
   If you have any questions regarding your investment, please contact your American Express Financial Advisor or call Shurgard Investor Relations at 800-955-2235.


                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       IDS/SHURGARD INCOME GROWTH PARTNERS, L.P. II

Date:  May 07, 1996    By: HARRELL BECK
                           --------------------------------------
                           Harrell Beck
                           Treasurer and Authorized Signatory
                           Shurgard General Partner, Inc.
                           General Partner