Form 10-Q
period 1996-06-30
IDS SHURGARD INCOME GROWTH PARTNERS L P II
filed 1996-08-12
CIK 843023

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


  (Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended  June 30, 1996

                                  OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  For the transition period from           to

  For Quarter Ended June 30, 1996    Commission file number 0-18494

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


  PART I ITEM I  FINANCIAL STATEMENTS

  BALANCE SHEETS
                                                      June 30,       December 31,
Unaudited                                               1996              1995
                                                   -------------     -------------
Assets:
  Cash and cash equivalents                         $    443,848      $   455,167
  Storage centers, net                                24,547,472       24,965,503
  Other assets                                           132,055          155,712
  Amortizable assets                                      73,529          108,977
                                                    -------------     -------------
     Total Assets                                   $ 25,196,904      $25,685,359
                                                    =============     =============
Liabilities and Partners' Equity (Deficit):
  Liabilities
     Accounts payable and other accrued expenses    $    249,883      $   388,930
     Accrued transaction costs                           204,352
     Line of credit                                      470,000          470,000
     Notes payable                                     2,830,930        2,867,661
                                                    -------------     -------------
     Total Liabilities                                 3,755,165        3,726,591
                                                    -------------     -------------
  Partners' equity (deficit)
     Limited partners                                 21,649,262       22,140,440
     General partner                                    (207,523)        (181,672)
                                                    -------------    -------------
     Total Partners' Equity (Deficit)                 21,441,739       21,958,768
                                                    -------------     -------------
  Total Liabilities and Partners'
                Equity (Deficit)                    $ 25,196,904      $25,685,359
                                                    =============     =============

  STATEMENTS OF EARNINGS


                                Three Months Ended June 30,Six Months Ended June 30,
                                ---------------------------------------------------
  Unaudited                          1996        1995         1996         1995
                                 -----------------------  -----------  -----------
Rental Revenue:                    $1,162,367  $1,050,894   $2,255,157  $2,064,659

Expenses:
  Operating and administrative       306,832     284,589      599,900     559,991
  Property management fees            69,561      63,088      135,129     123,879
  Depreciation                       211,854     205,848      428,531     415,166
  Real estate taxes                   84,221      88,190      173,888     180,558
  Amortization                        17,724      17,724       35,448      35,449
                                   ----------- -----------  ----------- -----------
     Total Expenses                  690,192     659,439    1,372,896   1,315,043
                                   ----------- -----------  ----------- -----------
Earnings From Operations             472,175     391,455      882,261     749,616
                                   ----------- -----------  ----------- -----------
Other Income (Expense)
  Interest income                      4,425       1,732        9,659       3,773
  Interest expense                   (69,458)    (70,419)    (139,275)   (135,522)
  Transaction costs                 (285,182)                (285,182)
                                  ----------- -----------  ----------- -----------
     Total Other Income
                (Expenses)          (350,215)    (68,687)    (414,798)   (131,749)
                                  ----------- -----------  ----------- -----------
Earnings                           $ 121,960   $ 322,768    $ 467,463   $ 617,867
                                   =========== ===========  =========== ===========
Earnings per unit of limited
  partnership interest             $     1.01  $     2.66   $     3.86  $     5.10
                                   =========== ===========  =========== ===========
Distributions per unit of limited
  partnership interest             $     4.06  $     4.06   $     8.13  $     8.13
                                   =========== ===========  =========== ===========

  STATEMENTS OF CASH FLOWS

                                                       Six Months Ended June 30,
                                                      -----------------------------
Unaudited                                                  1996           1995
                                                    -------------  -------------
Operating activities:
  Earnings                                             $   467,463    $   617,867
  Adjustments to reconcile earnings to net cash
     provided by operating activities:
     Transaction costs                                     285,182
     Depreciation and amortization                         463,979        450,615
  Changes in operating accounts:
     Other assets                                           23,657         33,631
     Accounts payable and other accrued expenses          (139,047)       (16,483)
                                                       -------------  -------------
  Net cash provided by operating activities              1,101,234      1,085,630
                                                       -------------  -------------
Investing activities:
  Construction of and improvements to storage centers      (10,500)      (722,275)
                                                       -------------  -------------
Financing activities:
  Proceeds from line of credit                                            415,000
  Payments on notes payable                                (36,731)       (32,205)
  Distributions to partners                               (984,492)      (984,492)
  Payment of transaction costs                             (80,830)
                                                       -------------  -------------
     Net cash used in financing activities              (1,102,053)      (601,697)
                                                       -------------  -------------
Decrease in cash and cash equivalents                      (11,319)      (238,342)
Cash and cash equivalents at beginning of year             455,167        384,867
                                                       -------------  -------------
Cash and cash equivalents at end of period             $   443,848    $   146,525
                                                       =============  =============
Supplemental disclosures of cash flow information:
  Cash paid during period for interest                 $   139,275    $   135,522
                                                       =============  =============



  NOTES TO FINANCIAL STATEMENTS

  Note A -- Financial Statements Preparation
    The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. The interim financial statements should be read in conjunction with the audited financial statements contained in the 1995 Annual Report. The results of operations for interim periods will not necessarily be indicative of the operating results for the fiscal year.
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses during the reporting period. Actual results can differ from those estimates.
    Distributions and earnings per unit of limited partnership interest are based on the total amounts distributed and allocated to limited partners divided by the number of units outstanding during the period (115,110 for the three and six months ended June 30, 1996 and 1995).


  PART 1, ITEM 2  MANAGEMENTS' DISCUSSION AND ANALYSIS

    The Partnership's rental revenue for the three and six months ended June 30, 1996 increased $111,500 and $190,500, respectively, compared to the same periods in 1995. Additionally, earnings from operations also increased for the three and six months ended June 30, 1996, $80,700 and $132,600, respectively, compared to the same periods in 1995. These increases resulted primarily from a 5.5% increase in the average rental rate per square foot as well as the increase in revenue from storage center expansions. Chesapeake, Sterling Heights and T.C. Jester storage centers contributed the largest revenue gains in the Partnership. Occupancies for the Partnership remained stable at an average 94% at June 30, 1996 and 1995.

    Total expenses for the three and six months ended June 30, 1996 rose 4.7% and 4.4% respectively, compared to the same periods in 1995. Operating and administrative expenses for the three and six months ended June 30, 1996 increased 7.8% and 7.1% respectively, compared to the same periods in 1995, primarily due to increased personnel costs due to additional hours worked by store managers and increased salaries. Additionally, real estate taxes decreased by 4.5% and 3.7% for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995, largely due to a lower tax assessment at the Orange storage center.

       Capital improvements for the six months ended June 30 , 1996 totaled $10,500 which included pavement work at the Chesapeake and Kennydale storage centers.

       On July 1, 1996, the Partnership entered into a merger agreement with Shurgard Storage Centers, Inc. (SSCI) and two affiliated Partnerships whereby: A) SSCI would commence a cash tender offer for up to 49,000 Units of the Partnership and B) following completion of the tender offer, the Partnership would seek the requisite approval by the limited partners to merge into SSCI. Upon consummation of the merger all limited partners would receive stock in SSCI.
       In connection with this transaction, the Partnership is expected to incur approximately $630,100 in costs. As of June 30, 1996, transaction costs totaling approximately $285,200 have been posted as expenses on the Partnership's books (of which approximately $80,800 has already been paid). In the event that the merger is not consummated, the Partnership will bear certain expenses as defined in the merger agreement.
       Due to this transaction, Partnership distributions have been temporarily suspended. Upon completion of the merger, the Partnership will make a final cash distribution equal to the amount, if any, by which the Partnership's closing net asset value exceeds its net asset value as defined in the merger agreement. This distribution will be received only by those who were partners immediately prior to the merger.

  PART II, ITEM 1 LEGAL PROCEEDINGS

       On July 16, 1996, Irving and Roberta B. Schuman filed a purported class and derivative action complaint in the Superior Court of the State of Washington, King County naming the Shurgard REIT, the General Partner of the Partnership, and certain other individuals and entities as defendants and the Partnership as a nominal defendant.

       In the complaint, the plaintiffs asserted claims for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of contract and fraud against each of the defendants. The plaintiffs seek monetary damages and equitable relief, including an order enjoining the consummation of the Shurgard REIT's tender offer for units of the Partnership (the Offer), or alternatively, an order requiring the defendants to issue disclosures to correct allegedly false and misleading statements and omissions of material facts in all documents prepared, filed with the SEC, issued or disseminated to the Limited Partners of the Partnership by the defendants in connection with the Offer. The defendants believe the lawsuit is without merit and intend to vigorously defend it.

                               SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      IDS/SHURGARD INCOME GROWTH PARTNERS L.P. II

  Date:  August 12, 1996  By:HARRELL BECK
                          --------------------------------------
                          Harrell Beck
                          Treasurer and Authorized Signatory
                          Shurgard General Partner, Inc.
                          General Partner